Form 10-Q
period 2013-07-31
ALPHALA CORP.
filed 2013-08-29
CIK 1565220

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-187669

 ALPHALA CORP.

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5122 Primary Standard Industrial Classification Code Number

68-0682594

IRS Employer
Identification Number

Darzinu 22 linija, 10 Majas

Riga, Latvia LV-1063

Tel. (702) 605-0519

 (Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 29, 2013
Common Stock, $0.001	8,360,000

ALPHALA CORP.

PART I .FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ALPHALA CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	July 31, 2013	January 31, 2013
ASSETS
Current Assets
Cash	$ 13,142	$ 31,560
Prepaid expenses	6,333	-
Total current assets	19,475	31,560
Total assets	$ 19,475	$ 31,560
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 200	$ 200
Income taxes payable	88	352
Total current liabilities	288	552
Total liabilities	288	552

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
8,360,000 shares issued and outstanding	8,360	8,360
Additional paid-in-capital	21,240	21,240
Retained Earnings	(10,413)	1,408
Total stockholders’ equity	19,187	31,008
Total liabilities and stockholders’ equity	$ 19,475	$ 31,560

The accompanying notes are an integral part of these financial statements.

ALPHALA CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	Three months ended July 31, 2013	Six months ended July 31, 2013	For the period from inception (February 9, 2012) to July 31, 2013
Revenues	$ -	$ -	$ 2,475
Gross profit	-	-	2,475

Operating expenses	4,572	11,821	12,800
Total operating expenses	4,572	11,821	12,800

Net income (loss) from operations	(4,572)	(11,821)	(10,325)
Provision for corporate income taxes	-	-	88

Net income (loss)	(4,572)	(11,821)	(10,413)
Loss per share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares-Basic and Diluted	8,360,000	8,360,000

The accompanying notes are an integral part of these financial statements.

ALPHALA CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	Six months ended July 31, 2013	For the period from inception (February 9, 2012) to July 31, 2013
Operating Activities
Net income (loss)	$ (11,821)	$ (10,413)
Decrease (Increase) in Operating Assets: Prepaid Expenses	(6,333)	(6,333)
Increase (Decrease) in Operating Liabilities: Income tax payable	(264)	88
Net cash used in operating activities	(18,418)	(16,658)
Financing Activities
Proceeds from issuance of common stock	-	29,600
Proceeds from loan from shareholder	-	200
Net cash provided by financing activities	-	29,800
Net increase (decrease) in cash	(18,418)	13,142
Cash at beginning of the period	31,560	-
Cash at end of the period	$ 13,142	13,142
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALPHALA CORP. (the “Company”) was incorporated under the laws of the State of Nevada on February 9, 2012 and plan to commence operation in the distribution of teeth whitening products. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  For the period from inception on February 9, 2012 through July 31, 2013 the Company has accumulated losses of $10,413.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions from Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s), and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period(s) are not necessarily indicative of operations for a full year.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2013 the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended July 31, 2013.

Recent Accounting Pronouncements

The FASB issued Accounting Standards Update (ASU) No.2012-02 Intangibles Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted.  The adoption of this ASU will not have a material impact on our financial statements.

Fair Value of Financial Instruments

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2:  defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash and accrued liabilities approximate their fair values because of the short maturity of these instruments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 3 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. On October 22, 2012, the Company issued 6,000,000 shares of its common stock at $0.001 per share for total proceeds of $6,000. For the period from October 29, 2012 to December 4, 2012 the Company issued 2,360,000 shares of its common stock at $0.01 per share for total proceeds of $23,600.

During the period February 9, 2012 (inception) to January 31, 2013, the Company sold a total of 8,360,000 shares of common stock for total cash proceeds of $29,600.

NOTE 4 – RELATED PARTY TRANSACTIONS

Since inception through July 31, 2013 the Director loaned the Company $200 to pay for incorporation costs and bank expenses.  As of July 31, 2013, total loan amount was $200. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

ALPHALA CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on February 9, 2012.  Our registration statement was filed with the Securities and Exchange Commission on April 2, 2013 and was declared effective on June 14, 2013. We are a development stage company which plans to engage in the distribution of teeth whitening strips in Latvia.

We expect to be able to purchase our inventory from on-line stores. We will be purchasing our inventory from different online stores. We plan on selling different brands of whitening strips. We will take prepayments from our clients prior to purchasing and shipment. Our customers will be responsible to cover the shipping costs, custom duties, taxes or any other additional charges that might incur.

As of today, we executed Sales Distribution Agreement with Aldent LLC and filled Aldent's first orders for teeth whitening strips.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Month Period Ended July 31, 2013 Compared to the period from inception (February 9, 2012) to July 31, 2013.

Our net loss for the six month period ended July 31, 2013 was $11,821 compared to a net loss of $10,413 during the period from inception (February 9, 2012) to July 31, 2013. During the six month period ended July 31, 2013, we did not generate any revenue.  For the period from inception (February 9, 2012) to July 31, 2013 we have generated $2,475 in revenue.

During the six month period ended July 31, 2013, we incurred general and administrative expenses of $11,821 compared to $12,800 incurred during the period from inception (February 9, 2012) to July 31, 2013. General and administrative expenses incurred during the six month period ended July 31, 2013 were generally related to legal, accounting and developmental costs.

The weighted average number of shares outstanding was 8,360,000 for the six month period ended July 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended July 31, 2013

As at July 31, 2013, our current assets were $19,475 compared to $31,560 in current assets at January 31, 2013. As at July 31, 2013, our current liabilities were $288. Current liabilities were comprised of $200 in loan from director and $88 in income taxes payable.

Stockholders’ equity decreased from $31,008 as of January 31, 2013 to $19,187 as of July 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended July 31, 2013, net cash flows used in operating activities was $18,418 consisting of a net loss of $11,821, increase in prepaid expenses of $6,333 and decrease in income tax payable of $264. For the period from inception (February 9, 2012) to July 31, 2013, net cash flows used in operating activities was $16,658 consisting of a net loss of $10,413, increase in prepaid expenses of $6,333 and income tax payable of $88.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended July 31, 2013, we have not generated cash provided by financing activities. For the period from inception (February 9, 2012) to July 31, 2013, net cash provided by financing activities was $29,800 received from proceeds from issuance of common stock and loan from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our January 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1

Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1

Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101       Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHALA CORP.
Dated: August 29, 2013	By: /s/ Irina Petrzhikovskaya
Irina Petrzhikovskaya, President and Chief Executive Officer and Chief Financial Officer