Form 10-Q
period 2013-10-31
ALPHALA CORP.
filed 2013-12-11
CIK 1565220

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 11, 2013
Common Stock, $0.001	8,360,000

ALPHALA CORP.

PART I .FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ALPHALA CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	October 31, 2013 (Unaudited)	January 31,2013 (Audited)
ASSETS
Current Assets
Cash	$ 2,480	$ 31,560
Prepaid expenses	4,333	-
Total current assets	6,813	31,560

Total Assets	$ 6,813	$ 31,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related party	$ 2,200	$ 200
Income taxes payable	88	352
Total current liabilities	2,288	552

Total Liabilities	2,288	552

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
8,360,000 shares issued and outstanding at October 31 and January 31, 2013	8,360	8,360
Additional paid-in-capital	21,240	21,240
(Deficit) retained earnings accumulated during development stage	(25,075)	1,408
Total Stockholders’ Equity	4,525	31,008
Total Liabilities and Stockholders’ Equity	$ 6,813	$ 31,560

The accompanying notes are an integral part of these financial statements.

ALPHALA CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended October 31, 2013	Three months ended October 31, 2012	Nine months ended October 31, 2013	For the period from Inception (February 9, 2012) to October 31, 2012	For the period from Inception (February 9, 2012) to October 31, 2013
Revenues	$ -	$ -	$ -	$ -	$2,475

Operating expenses
General and administrative	14,662	98	26,483	141	27,462
Total operating expenses	14,662	98	26,483	141	27,462

Net income (loss) from operations	(14,662)	(98)	(26,483)	(141)	(24,987)
Provision for income taxes	-	-	-	-	88

Net income (loss)	$ (14,662)	$ (98)	$(26,483)	$ (141)	$(25,075)
Loss per share – Basic and Diluted	$ (0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted Average Shares-Basic and Diluted	8,360,000	655,435	8,360,000	226,692

 ‘* denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these financial statements.

ALPHALA CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended October 31, 2013	For the period from inception (February 9, 2012) to October 31, 2012	For the period from inception (February 9, 2012) to October 31, 2013
Operating Activities
Net income (loss)	$ (26,483)	$ (141)	$ (25,075)
Changes in Operating Assets and Liabilities: Prepaid Expenses	(4,333)	-	(4,333)
Income tax payable	(264)	-	88
Net cash used in operating activities	(31,080)	(141)	(29,320)

Investing Activities	-	-	-
Financing Activities
Proceeds from issuance of common stock	-	7,000	29,600
Proceeds from loan from related party	2,000	200	2,200
Net cash provided by financing activities	2,000	7,200	31,800
Net increase (decrease) in cash	(29,080)	7,059	2,480

Cash at beginning of the period	31,560	-	-

Cash at end of the period	$ 2,480	$ 7,059	$ 2,480
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012, AAND

THE NINE MONTHS ENDED OCOBER 31, 2013 AND THE PERIOD FROM INCEPTION (FEBRUARY 9, 2012) TO OCTOBER 31, 2012

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALPHALA CORP. (the “Company”) was incorporated under the laws of the State of Nevada on February 9, 2012 and plans to commence operation in the distribution of teeth whitening products. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  For the period from Inception (February 9, 2012) through October 31, 2013 the Company has accumulated losses of $25,075.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31 and January 31,2013 the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with “FASB ASC 260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potential dilutive securities have been issued and outstanding during the period from Inception (February 9, 2012) to October 31, 2013.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and nine month periods ended October 31, 2013 and the three month period ended October 31, 2012 and the period from Inception (February 9, 2012) to October 2012.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company.

Fair Value of Financial Instruments

“FASB ASC 820”, "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2:  defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash, prepaid expenses, loans from related party and income taxes payable approximate their fair values because of the short maturity of these instruments.

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

For the period from October 29, 2012 to December 4, 2012, the Company issued 2,360,000 shares of its common stock at $0.01 per share for total proceeds of $23,600.

The total number of shares issued and outstanding at October 31, 2013 was 8,360,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

Since Inception (February 9, 2012) through October 31, 2013 a director and shareholder of the Company has loaned the Company $2,200 to pay for incorporation costs and operating expenses.  As of October 31 and January 31, 2013, the total loan amount was $2,200. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10,Subsequent Events,  the Company has analyzed its operations subsequent to October 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

ALPHALA CORP. (“the Company”, “we” or “us’ ) was incorporated under the laws of the State of Nevada, U.S. on February 9, 2012.  Our registration statement was filed with the Securities and Exchange Commission on April 2, 2013 and was declared effective on June 14, 2013. We are a development stage company which plans to engage in the distribution of teeth whitening strips in Latvia.

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

On January 14, 2013, we executed a Sales Distribution Agreement with Aldent LLC. On January 23, 2013 we filled Aldent's first orders in the amount of $2,475 and shipped teeth whitening to them.

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

Three Month Period Ended October 31, 2013 Compared to the Three Month Period Ended October 31, 2012.

Revenue

We recognized no revenue in the three months ended October 31, 2013 and 2012 as we are a development stage company.

Operating Expenses

During the three month period ended October 31, 2013, we incurred general and administrative expenses of $14,662 compared to $98 incurred during the three month period ended October 31, 2012. General and administrative expenses incurred were generally related to legal, accounting and developmental costs. The increase the the level of expenses between the two periods reflects the increase in our activity between the two periods in implementing our business plan.

Net Loss

Our net loss for the three month period ended October 31, 2013 was $14,662 compared to a net loss of $98 during the three month period ended October 31, 2012 for the reasons explained above.

Nine Month Period Ended October 31, 2013 Compared to the Period From Inception (February 9, 2012) to October 31, 2012.

Revenue

We recognized no revenue in the nine months ended October 31, 2013 or the period from Inception (February 9, 2012) to October 31, 2012 as we are a development stage company.

Operating Expenses

During the nine month period ended October 31, 2013, we incurred general and administrative expenses of $26,483 compared to $141 incurred during the period from Inception (February 9, 2012) to October 31, 2012. General and administrative expenses incurred were generally related to legal, accounting and developmental costs. . The increase the the level of expenses between the two periods reflects the increase in our activity between the two periods in implementing our business plan.

Net Loss

Our net loss for the nine month period ended October 31, 2013 was $26,483 compared to a net loss of $141 during the period from inception (February 9, 2012) to October 31, 2012 for the reasons explained above.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2013, our current and total assets were $6,813 compared to $31,560 at January 31, 2013. As at October 31, 2013, our current and total liabilities were $2,288 compared to $552 at January 31, 2013.

Stockholders’ equity decreased from $31,008 as of January 31, 2013 to $4,525 as of October 31, 2013.

Cash Flows For the  Nine Month Period Ended October 31, 2013 Compared to the Period From Inception (February 9, 2012) to October 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended October 31, 2013, net cash flows used in operating activities was $31,080 consisting of a net loss of $26,483, an  increase in prepaid expenses of $4,333 and decrease in income tax payable of $264. For the period from Inception (February 9, 2012) to October 31, 2012, net cash flows used in operating activities was $141 consisting of our net loss of $141.

Cash Flows from Investing Activities

We neither generated or used funds from investing activities in the nine moths ended October 31, 2013 or the period from Inception (February 9, 2012) to October 31, 2012

Cash Flows from Financing Activities

We have financed our operations primarily from tproceeds from the  sale of shares of pur common stock and from loans provided to us by our principal shareholder and director . For the nine month period ended October 31, 2013, cash provided by financing activities was $2,000 received from the proceeds from a loan ot us from director our principal shareholder and director. For the period from Inception (February 9, 2012) to October 31, 2012, net cash provided by financing activities was $7,200, $7,000 received from proceeds from sales of shares  of our common stock and $200 from a loan from our principal shareholder and director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 22, 2012, the Company issued 6,000,000 shares of its common stock at $0.001 per share for total proceeds of $6,000. For the period from October 29, 2012 to December 4, 2012, the Company issued 2,360,000 shares of its common stock at $0.01 per share for total proceeds of $23,600. The sales were exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have no senior securities outstanding in any of the periods presented in these financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

ALPHALA CORP.
Dated: December 11, 2013	By: /s/ Irina Petrzhikovskaya
Irina Petrzhikovskaya, President and Chief Executive Officer and Chief Financial Officer