Form 10-K
period 2014-01-31
ALPHALA CORP.
filed 2014-05-16
CIK 1565220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 333-187669

ALPHALA CORP.
(Exact name of registrant as specified in its charter)

Nevada	68-0682594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

203 – 29 Gervais Drive Toronto, Ontario, Canada	M3C 1Y9
(Address of principal executive offices)	(Zip Code)

(416) 444-4427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $60,000 as of July 30, 2013

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 250,800,000 as of May 16, 2014

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements”, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by any forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.

The following discussion of our financial condition and results of operations is based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements, including the notes thereto, that appear elsewhere in this annual report. The discussion of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

2

PART I

Item 1. Business

As used in this annual report, the terms “we”, “us” and “our” mean Alphala Corp. and all dollar amounts refer to U.S. dollars, unless otherwise indicated.

Overview

We were incorporated under the laws of the State of Nevada on February 9, 2012 and are a development stage company that plans to engage in the distribution of teeth whitening strips in Latvia. Our registration statement on Form S-1 was declared effective by the Securities and Exchange Commission on June 14, 2013. To date, our business operations have been primarily limited to the development of a business plan, the completion of private placements for the offer and sale of our common stock and the signing of the sales distribution agreement with Aldent LLC, a private Latvian company (“Aldent”), dated January 14, 2013 (the “Sales Distribution Agreement”). On January 23, 2013 we filled Aldent’s first orders and recognized $2,475 in gross profit from the sale transaction.

We cannot state with certainty whether we will achieve profitable operations. As of January 31, 2014 we had minimal assets and had generated limited revenues. We plan to expand our services to other Baltic countries in the future if we have the available resources and growth to warrant it.

Our Corporate History

On April 11, 2014, the holders of a majority of our issued and outstanding common stock approved an increase in our authorized capital from 75,000,000 shares of common stock, par value $0.001, to 750,000,000 shares of common stock, par value $0.001 (the “Authorized Capital Increase”). The purpose of the Authorized Capital Increase was to reorganize our capital structure in connection with the stock dividend described below. We formally effected the Authorized Capital Increase on April 11, 2014 by filing a Certificate of Amendment with the Nevada Secretary of State.

On April 14, 2014, our sole director approved a stock dividend of 29 authorized but unissued shares of our common stock on each one (1) issued and outstanding share of our common stock. On May 1, 2014, we received approval from the Financial Industry Regulatory Authority (FINRA) to effect the stock dividend by way of a forward split, and on the same date, our shareholders of record on April 25, 2014 received the dividend. As a result of the stock dividend, our issued and outstanding common stock increased from 8,360,000 (pre-dividend) shares to 250,800,000 (post-dividend) shares. All references to our common stock in this quarterly report have been reflected retroactively.

Product Description

A child’s deciduous or primary teeth are generally whiter than the adult teeth that follow. As a person ages, their adult teeth often become darker due to changes in mineral structure, as the enamel becomes less porous and phosphate-deficient. Teeth can also become stained by bacterial pigments, food-goods and vegetables rich with carotenoids or xanthonoids. In addition, certain antibacterial medications (like tetracycline) can cause stains or a reduction in the brilliance of the enamel, and ingesting colored liquids like coffee, tea and red wine can also result in discoloration.

There are several whitening methods available to restore natural teeth color. According to the American Dental Association, these include: in-office bleaching, which is applied by professional dentists; at-home bleaching, which is completed at home by consumers; over-the-counter products, which are also used at home by consumers; and various non-dental options offered at mall kiosks, spas, salons, etc. There is also the option of whitening one’s own teeth by natural teeth bleaching methods and stain out swabs.

Whitening strips are a popular over-the-counter method of at-home teeth whitening. The product is used by placing a disposable plastic strip directly onto the teeth that contains an enamel-safe whitening gel. The strips are coated with this gel and are usually applied only to tooth surfaces that are visible when smiling; typically, the front surfaces of the front teeth. Some whitening strips have a higher concentration of whitening gel and as a result, produce quicker whitening results. These strips should not be used on children under age 12 since exposure of the gel on the strips to the gingiva (gums) can cause tissue irritation. Overall, teeth whitening strips provide a quick, affordable and convenient method of whitening the most visible teeth. They are a great low-cost alternative to teeth whitening at the dentist.

We expect to be able to purchase our whitening strip inventory from on-line stores and plan to complete such purchases from different online stores. As of today we have no agreements with any stores. We plan on selling different brands of whitening strips and will accept prepayments from our clients prior to purchasing and shipment. Potential customers will have two options to pay for the product we sell: by wire transfer or by sending a check/money order. Our customers will be responsible for covering the shipping costs, custom duties, taxes or any other additional charges that might occur.

Following the execution of the Sales Distribution Agreement with Aldent, we filled Aldent’s first orders for the sale of our teeth whitening strips and realized net income in the amount of $1,408. 100% of our revenues to date have been derived from our one customer.

Marketing Our Products

We intend to enter into agreements with numerous local dental care product distributors, dental and cosmetic clinics and dentists who plan to order teeth whitening strips from us. As of the date of this annual report, we have only entered into the Sales Distribution Agreement with Aldent. We have not identified any other potential counterparties to these agreements and we have not entered into any discussions with other distributors.

We intend to use marketing strategies such as web advertisements, direct mailing and phone calls to acquire potential customers. We plan to develop a website to market and display our products. As of the date of this annual report we have not yet identified or registered any domain names for our website. To accomplish this, we plan to contract an independent web designing company. Our website will describe our products in detail, include our contact information and provide some general information and pictures of teeth whitening strips. We intend to attract traffic to our website through a variety of online marketing tactics such as registering with top search engines using selected key words and metatags, and utilizing link and banner exchange options. We intend to promote our website by displaying it on our promotional materials.

To draw attention from potential customers and end users we plan to market and advertise our company though social networking. We intend to use websites such as Facebook and Twitter both to spread information about our whitening strips and to generate word of mouth advertising for our business. We believe a huge marketing opportunity on the Internet exists for spreading word of mouth, which is essentially a form of free advertising.

We also plan to attend trade shows in the dental industry to showcase our product with a view to locating new customers. We intend to continue our marketing efforts during the life of our operations and expect that we will spend at least $11,000 on marketing efforts during the upcoming year. There is no guarantee that we will be able to attract and, more importantly, retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and to successfully protect ourselves against risks to the viability of our operations, then it will materially affect our financial condition and our business could be harmed.

Competition

The dental care product distribution industry is extremely fragmented and competitive. Competitors will include companies with substantial customer bases and working history. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, technical and other resources. Our failure to maintain a competitive position within the industry could have a material adverse effect on our business, financial condition and results of operations.

Some of the competitive factors that may affect our business are as follows:

●	Increase in Number of Competitors: other companies may follow our business model of distributing low-priced teeth whitening products, which will reduce our competitive edge.

●	Price: our competitors may be selling similar product at a lower price forcing us to lower our prices as well and possibly sell our product at loss.

●	Substitute Products: teeth whitening strips may be substituted by other whitening products. Consumer preferences may change over time, which may affect our business positively or negatively depending on whether whitening strips are preferred more or less.

We also expect the competition from the online stores where we will be purchasing our inventory as our potential customers are able to buy products directly from them. If this happens our business would likely fail.

Sales Distribution Agreement

On January 14, 2013 we entered into the Sales Distribution Agreement with Aldent. This agreement contains the following material terms:

●	we will supply the products and fill Aldent’s written orders for products in a timely manner, and in any event will use our best efforts to fill placed orders within a period of thirty (30) days or less following receipt of prepayment;

●	Aldent will prepay for products under the agreement by wire transfer or credit card prior to product shipment;

●	the currency of the agreement is United States dollars;

●	we are entitled to make reasonable adjustment(s) to the price of the products;

●	Aldent will pay for shipping costs, unless other arrangements have been made;

●	the Agreement may be terminated upon thirty (30) days written notice and will be effective sixty (60) days following the date that notice of termination is received by the non-terminating party;

●	the agreement is non-exclusive; and

●	there are no set minimum quota requirements for sales under the agreement; however, we are obliged to assist in the completion of each sales order regardless of the quantity

We accept orders under the Sales Distribution Agreement on a case-by-case basis.

A copy of the Sales Distribution Agreement is included as Exhibit 10.1 to our registration statement on Form S-1, filed with the SEC on April 2, 2013.

As of the date of this annual report, Aldent is our only customer. Our agreement with Aldent does not prevent it from buying similar products from our competitors or directly from on-line stores. If Aldent decreases, modifies or terminates its association with us for any reason, we will suffer an interruption in our business unless and until we find new customers. If we are unable to find a substitute for Aldent, our business could fail. We cannot predict what the likelihood would be of finding an acceptable substitute customer.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a product liability action, we may not have sufficient funds to defend the litigation. If that occurs, a judgment could be rendered against us that could cause us to cease operations.

Employees

We are a development stage company and currently have no employees other than our sole officer and director. We intend to hire additional employees on an as-needed basis.

Research and Development Expenditures

We have not incurred any research or development expenditures since our inception.

Government Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the export and import of products to the European Union and to the operation of any facility in any jurisdiction which we conduct activities. We believe that government regulations will have no material impact on the way we conduct our business as we do not require any government approvals to conduct our business other than as described above.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive office is located at 203 – 20 Gervais Drive, Toronto, Ontario, Canada M3C 1Y9. This space is provided to us at no charge by our sole officer and director. We believe that this property is generally suitable to meet our needs for the foreseeable future since we have no plans to hold inventory of teeth whitening strips or to obtain the space necessary to hold such inventory; however, we will continue to seek additional space as needed to satisfy our growth.

Item 3. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this annual report, none of our directors, officers or affiliates is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

As of May 16, 2014, we had 250,800,000 shares of common stock issued and outstanding.

Market Information

There is a limited public market for our common stock. Our common stock is quoted on the OTC Bulletin Board under the symbol “ALPC”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on July 25, 2013; however, no trades of our common stock were completed between that date and January 31, 2014.

Holders

As of May 16, 2014, there were two holders of record of our common stock, one of which was Cede & Co. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

Dividends

On April 14, 2014, our sole director approved a stock dividend of 29 authorized but unissued shares of our common stock on each one (1) issued and outstanding share of our common stock. On May 1, 2014, we received approval from the Financial Industry Regulatory Authority (FINRA) to effect the stock dividend by way of a forward split, and on the same date, our shareholders of record on April 25, 2014 received the dividend. As a result of the stock dividend, our issued and outstanding common stock increased from 8,360,000 (pre-dividend) shares to 250,800,000 (post-dividend) shares.

Other than as described above, we have never paid dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

As of May 16, 2014, we did not have any compensation plans under which our equity securities are authorized for issuance, and we do not currently have any such plans. We intend to adopt an equity compensation plan in which our directors, officers, employees and consultants will be eligible to participate. However, no formal steps have been taken as of the date of this annual report to adopt such a plan.

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act during the year ended January 31, 2014.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition has been derived from and should be read in conjunction with our audited financial statements and the related notes thereto that appear elsewhere in this annual report.

Overview

We were incorporated pursuant to the laws of the State of Nevada on February 9, 2012 and plan to distribute teeth whitening products. We are a development stage company and have only generated nominal revenues since our inception. To date, our business operations have been primarily limited to the development of a business plan, the completion of private placements for the offer and sale of our common stock and the signing of the Sales Distribution Agreement as described elsewhere in this annual report.

Results of Operations

Revenues

During the year ended January 31, 2014 we did not generate any revenues. During the year ended January 31, 2013 we generated $2,475 in revenues, all of which was attributable to a single purchase and sale transaction with Aldent as described elsewhere in this annual report. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues during the next 12 months is uncertain.

Expenses

During the year ended January 31, 2014, we incurred $30,644 in operating expenses, including $9,750 in professional fees, $18,713 in transfer agent fees and $2,181 in general and administrative expenses. During the year ended January 31, 2014, we incurred $715 in operating expenses, all of which were general and administrative in nature. The increase in our operating expenses between the two years was primarily attributable to our transition from a private to a public company and our associated reporting requirements under applicable securities laws.

Net Loss

During the year ended January 31, 2014, we incurred a net loss of $30,292, whereas during the year ended January 31, 2013, we generated $1,408 in net income due to the factors described above.

Liquidity and Capital Resources

As of January 31, 2014, we had $3,919 in cash, $6,516 in total assets, no liabilities, a working capital surplus of $6,516 and an accumulated deficit of $28,884.

During the year ended January 31, 2014, we used $33,241 in net cash on operating activities, substantially all of which was attributable to our net loss for the year as described above, as adjusted for certain non-cash working capital items. During the year ended January 31, 2013, we received $1,760 in net cash from operating activities.

We have not incurred any expenditures on investing activities since our inception.

During the year ended January 31, 2014, we received $5,600 in cash from financing activities, all of which was in the form of shareholder loans. During the year ended January 31, 2013, we received $29,800 from financing activities, including $29,600 in proceeds from the issuance of our common stock and $200 in proceeds from shareholder loans.

During the year ended January 31, 2014, our cash decreased by $27,641 due to a combination of our operating and financing activities.

Our plans for the next 12 months are uncertain due to our current financial condition; however, we intend to raise additional funds through public or private placement offerings. If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us. In the absence of such financing, we may be forced to cease or significantly curtail our operations.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at January 31, 2014, we had a working capital surplus of $6,516 and an accumulated deficit of $28,884. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

Our ability to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue our operations, explore and develop our properties and the discovery, development and sale of ore reserves. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Policies

Advertising Costs

Our policy regarding advertising is to expense advertising when incurred. We incurred advertising expense of $0 during the period from inception on February 9, 2012 through January 31, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

Audited Financial Statements

TABLE OF CONTENTS

Page
AUDITED FINANCIAL STATEMENTS

Balance Sheets at January 31, 2014 and 2013	F-1

Statements of Operations for the Year Ended January 31, 2014, the Period from February 9, 2012 (Inception) to January 31, 2013 and the Period from February 9, 2012 (Inception) to January 31, 2014	F-2

Statements of Changes in Stockholders’ Equity for the Period from February 9, 2012 (Inception) to January 31, 2014	F-3

Statements of Cash Flows for the Year Ended January 31, 2014, the Period from February 9, 2012 (Inception) to January 31, 2013 and the Period from February 9, 2012 (Inception) to January 31, 2014	F-4

Notes to Audited Financial Statements	F-7

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	January 31, 2014	January 31, 2013

ASSETS
Current Assets
Cash	$3,919	$31,560
Prepaid expenses	2,333	-
Income taxes receivable	264	-
Total current assets	6,516	31,560

Total assets	$6,516	$31,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$-	$200
Income taxes payable	-	352
Total current liabilities	-	552

Total liabilities	-	552

Stockholders’ Equity
Common stock, $0.001 par value, 750,000,000 shares authorized; 250,800,000 shares issued and outstanding	250,800	250,800
Additional paid-in-capital	(215,400)	(221,200)
Retained earnings (deficit)	(28,884)	1,408
Total stockholders’ equity	6,516	31,008

Total liabilities and stockholders’ equity	$6,516	$31,560

The accompanying notes are an integral part of these financial statements.

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the year ended January 31, 2014	For the Period From Inception (February 9, 2012) to January 31, 2013		For the period from inception (February 9, 2012) to January 31, 2014
Revenues	$-	$2,475		$2,475

Operating expenses General and administrative	30,644	715		31,359
Total operating expenses	30,644	715		31,359

Net income (loss) from operations	(30,644)	1,760		(28,884)

(Provision) credit for corporate income taxes	352	(352)		-

Net income (loss)	$(30,292)	$1,408		$(28,884)
Loss per share – Basic and Diluted	$(0.00)*	$(0.00	)*
Weighted Average Shares-Basic and Diluted	250,800,000	129,240,000

* denotes a loss of less than $(0.01)

The accompanying notes are an integral part of these financial statements.

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER’S EQUITY

	Number of common shares	Amount	Additional paid-in capital	Deficit accumulated during development stage	Total stockholders’ equity

Balance - February 9, 2012 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.001 per share	180,000,000	180,000	(174,000)	-	6,000

Common shares issued for cash at $0.01 per share	70,800,000	70,800	(47,200)	-	23,600

Net income for the period	-	-	-	1,408	1,408
Balance - January 31, 2013	250,800,000	$250,800	$(221,200)	$1,408	$31,008

Forgiveness of loan from shareholder	-	-	5,800	-	5,800

Net loss for the year	-	-	-	(30,292)	(30,292)
Balance - January 31, 2014	250,800,000	$250,800	$(215,400)	$(28,884)	$6,516

As retroactively restated for a 29 for one dividend declared on April 14, 2014.

The accompanying notes are an integral part of these financial statements.

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the year ended January 31, 2014	For the period from inception (February 9, 2012) to January 31, 2013	For the period from inception (February 9, 2012) to January 31, 2014
Operating Activities
Net income (loss)	$(30,292)	$1,408	$(28,884)

Changes in non-cash working capital items:
Prepaid expenses	(2,333)	-	(2,333)
Income tax receivable	(264)	-	(264)
Income tax payable	(352)	352	-
Net cash provided by (used in) operating activities	(33,241)	1,760	(31,481)

Investing Activities
Net cash provided by (used in) investing activities	-	-	-

Financing Activities
Proceeds from issuance of common stock	-	29,600	29,600
Proceeds from loan from shareholder	5,600	200	5,800
Net cash provided by financing activities	5,600	29,800	35,400

Net increase (decrease) in cash	(27,641)	31,560	3,919

Cash at beginning of the period	31,560	-	-

Cash at end of the period	$3,919	$31,560	$3,919
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$264	$-	$264
Non-Cash Financing activities
Forgiveness of related party loan	$5,800	$-	$5,800

The accompanying notes are an integral part of these financial statements.

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED JANUARY 31, 2014, THE PERIOD FROM FEBRUARY 9, 2012
(INCEPTION) TO JANUARY 31, 2013 AND THE PERIOD FEBRUARY 9, 2012 (INCEPTION) TO JANUARY 31, 2014

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALPHALA CORP. (the “Company”) was incorporated under the laws of the State of Nevada on February 9, 2012 (Inception) and plans to commence operation in the distribution of teeth whitening products. The Company is in the development stage as defined under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities”. For the period from Inception on February 9, 2012 through January 31, 2014 the Company has accumulated losses of $28,884.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“U.S. GAAP”).

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2014 and 2013, the Company’s bank deposits did not exceed the insured amounts.

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued of outstanding during the twelve months ended January 31, 2014 or the period from February 9, 2012 (Inception) to January 31, 2013.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, “Income Taxes”. Under ASC 740, deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At January 31, 2014 and 2013, there were no unrecognized tax benefits.

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED JANUARY 31, 2014, THE PERIOD FROM FEBRUARY 9, 2012
(INCEPTION) TO JANUARY 31, 2013 AND THE PERIOD FEBRUARY 9, 2012 (INCEPTION) TO JANUARY 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the twelve months ended January 31, 2014 and the period from February 9, 2012 (Inception) to January 31, 2013.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the Company’s financial statements.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures”, establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash, prepaid expenses, income taxes receivable and payable and loan from shareholder approximate their fair values because of the short maturity of these instruments.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED JANUARY 31, 2014, THE PERIOD FROM FEBRUARY 9, 2012
(INCEPTION) TO JANUARY 31, 2013 AND THE PERIOD FEBRUARY 9, 2012 (INCEPTION) TO JANUARY 31, 2014

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (February 9, 2012) resulting in an accumulated deficit of $28,884 as of January 31, 2014 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

NOTE 4 – COMMON STOCK

Common Stock

The Company has 750,000,000 shares of common stock authorized with a par value of $0.001 per share.

On October 22, 2012, the Company issued 180,000,000 shares of its common stock for total proceeds of $6,000.

During the period from October 29, 2012 to December 4, 2012, the Company issued 70,800,000 shares of its common stock for total proceeds of $23,600.

As at January 31, 2014 and 2013, 250,800,000 shares of common stock were issued and outstanding.

Additional paid in Capital

From February 9, 2009 (Inception) through January 31, 2014, the Company’s former sole director and principal shareholder loaned the Company a total of $5,800 to pay for incorporation costs and operating expenses. The loan was non-interest bearing, due upon demand and unsecured. Effective January 31, 2014, the Company’s former sole director and principal shareholder forgave repayment of the $5,800 outstanding loan balance which was credited to additional paid in capital at that time.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

From February 9, 2009 (Inception) through January 31, 2014, the Company’s former sole director and principal shareholder loaned the Company a total of $5,800 to pay for incorporation costs and operating expenses. The loan was non-interest bearing, due upon demand and unsecured. Effective January 31, 2014, the Company’s former sole director and principal shareholder forgave repayment of the $5,800 outstanding loan balance which was credited to additional paid in capital at that time.

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED JANUARY 31, 2014, THE PERIOD FROM FEBRUARY 9, 2012
(INCEPTION) TO JANUARY 31, 2013 AND THE PERIOD FEBRUARY 9, 2012 (INCEPTION) TO JANUARY 31, 2014

NOTE 6 – INCOME TAXES

During the period from February 9, 2009 (Inception) through January 31, 2013, the Company recognized a taxable profit of $1,760, accrued a tax liability of $352 and paid $264 tax in respect of this liability during the twelve months ended January 31, 2014.

During the twelve months ended January 31, 2014, the Company incurred taxable losses of $30,644. $1,760 of these losses can be carried back to offset the $1,760 taxable profits arising in the period from February 9, 2009 (Inception) through January 31, 2013 and accordingly the Company is entitled to a refund of the $264 of tax paid in respect of this period and to recognize a full credit for the $352 tax liability provided for in the prior period. The remaining balance of $28,884 unrelieved tax losses are potentially available to offset taxable profits the Company may generate in the future. The net operating loss carry forward will expire between 203 and 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

When it is more likely than not that a tax asset cannot be realized through future income, the Company must record an allowance against any future potential future tax benefit. The Company provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that it will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended January 31, 2014 and or the period from February 9, 2009 (Inception) through January 31, 2013 as defined under ASC 740, “Accounting for Income Taxes”. The Company did not recognize any adjustment to the liability for uncertain ta position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

NOTE 7 – SUBSEQUENT EVENTS

On April 11, 2014, the holders of a majority of the Company’s issued and outstanding common stock approved an increase in its authorized capital from 75,000,000 shares of common stock, par value $0.001, to 750,000,000 shares of common stock, par value $0.001 (the “Authorized Capital Increase”).  The purpose of the Authorized Capital Increase was to reorganize the Company’s capital structure in connection with the stock dividend described below. The Company formally effected the Authorized Capital Increase on April 11, 2014 by filing a Certificate of Amendment with the Nevada Secretary of State.

On April 14, 2014, the Company’s sole director approved a stock dividend of 29 authorized but unissued shares of common stock on each one (1) pre-dividend issued and outstanding share of the Company’s common stock. On May 1, 2014, the Company received approval from the Financial Industry Regulatory Authority (FINRA) to effect the stock dividend by way of a forward split, and on the same date, the Company’s shareholders of record on April 25, 2014 received the dividend. As a result of the stock dividend, the Company’s issued and outstanding common stock increased from 8,360,000 (pre-dividend) shares to 250,800,000 (post-dividend) shares. All references to common stock have been reflected retroactively.

The Company has evaluated all other subsequent events through the date of issuance of these condensed unaudited financial statements on May 15, 2014 and other than as disclosed above, the Company did not have any material recognizable subsequent events.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our bylaws allow the number of directors to be fixed ad changed from time to time by an ordinary resolution of our shareholders. Since our inception the number of directors has not been fixed in this manner; however, we currently have only one director.

As of May 16, 2014, the name, age and positions of our sole executive officer and director were as follows:

Name	Age	Position
Shaikh M. Shami	45	President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, Director

Mr. Shami will serve as our director until our next shareholder meeting or until his successor is elected who accepts the position. Officers hold their positions at the will of the Board of Directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Shaikh M. Shami – President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, Director

Mr. Shami has been our sole officer and director since January 31, 2014 and has occupied senior executive roles in a number of different telecommunications companies over the past dozen years. He has served as the President, Chief Executive Officer and a director of Kimcot Inc., a Toronto, Ontario-based firm since 2001, and has also acted as the same capacities for 3MW Ltd. and Travellers Emergency Hotline (TEH) since 2011 and 2012, respectively. Both Kimcot and 3MW operate multiple retail units on behalf of large, national telecommuncations carriers in Canada, while TEH is an around-the-clock emergency travel services provider catering primarily to business clients that handles calls for the eastern Canadian division of Uniglobe Travel, among other organizations.

Mr. Shami holds MCSE (Microsoft Certified Systems Engineer) and MCP (Microsoft Certified Professional) designations, and is also a Cisco Certified Network Associate (CCNA). He received a Bachelor of Arts from Punjab University in Lahore, Pakistan.

Significant Employees

We have no significant employees other than our sole officer and director.

Family Relationships

There are no family relationships among our sole executive officer and director or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

None of our directors, officers, promoters or control persons has been involved in any of the following events during the past 10 years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any law or regulation prohibiting mail or wire fraud or fraud in connection with any business activity;

●	being the subject of, or a party to, any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies; or

●	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any stock, commodities or derivatives exchange or other self-regulatory organization.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because we have not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to implement a code of ethics.

Director Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

We do not have a separately designated audit committee or an audit committee financial expert on our Board of Directors. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have limited operations at the present time we believe the services of such an expert are not warranted.

Item 11. Executive Compensation

Summary Compensation Table

None of our directors or executive officers has received any compensation from us since our inception. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted all tables and columns since no compensation has been awarded to, earned by, or paid to these individuals.

Outstanding Equity Awards at Fiscal Year-End

As of January 31, 2014, we did not have any outstanding equity awards.

Benefit Plans

We do not have any pension plan, profit sharing plan or similar plan for the benefit of our officers, directors or employees. However, we may establish such plans in the future.

Director Compensation

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of May 16, 2014 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each of our officers and directors and (iii) our officers and directors as a group. A person is considered to beneficially own any shares over which such person, directly or indirectly, exercises sole or shared voting or investment power, or over which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our officers and directors is exercised solely by the beneficial owner thereof.

For the purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of our common stock that such person has the right to acquire within 60 days. For the purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Shaikh M. Shami (2)	180,000,000	71.77
Common Stock	Irina Petrzhikovskaya (3)	-	-
All Officers and Directors as a Group		180,000,000	71.77

(1)	Based on 250,800,000 shares of our common stock issued and outstanding as of May 14, 2014.

(2)	Shaikh M. Shami is our President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and sole director.

(3)	Irina Petrzhikovskaya was our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director from our inception until January 31, 2014.

Changes in Control

As of January 31, 2014, we were not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years, except as follows:

●	On October 22, 2012 we issued 6,000,000 (pre-dividend) shares (or 180,000 (post-dividend) shares) of our common stock to Irina Petrzhikovskaya, or former sole officer and director, for total cash proceeds of $6,000.

●	From our inception on February 9, 2012 to January 31, 2014, Ms. Petrzhikovskaya loaned us an aggregate of $5,800 for the purpose of paying for our incorporation costs and ongoing operating expenses. The loan was non-interest bearing, due upon demand and unsecured and was forgiven by Ms. Petrzhikovskaya on January 31, 2014.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we currently use the definition in NASDAQ Listing Rule 5605(a)(2) for determining director independence, which provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that our sole director does not meet this definition of independence due to the fact that he is also our sole executive officer.

We do not currently have a separately designated nominating or compensation committee.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our current auditors, Cutler & Co., LLC, and our former auditors, Ronald R. Chadwick, P.C., in connection with the audit of our financial statements for the years ended January 31, 2014 and 2013 as well as reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during those years. Cutler & Co., LLC became our auditors on November 28, 2013.

	Year Ended January 31, 2014 ($)	Year Ended January 31, 2013 ($)
Audit fees	8,500	●
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	8,500	●

In the above table, “audit fees” are fees billed by our auditors for services provided in auditing our annual financial statements. “Audit-related fees” are fees not included in audit fees that are billed by our auditors for assurance and related services that are reasonably related to the performance of the audit review of our financial statements. “Tax fees” are fees billed by our auditors for professional services rendered for tax compliance, advice and planning. “All other fees” are fees billed by our auditors for products and services not included in the foregoing categories.

Policy on Pre-Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended January 31, 2014.

PART IV

Item 15. Exhibits

The following documents are filed as a part of this annual report.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation filed with the Nevada Secretary of State on February 9, 2012 (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on April 11, 2014 (2)

10.1	Sales Distribution Agreement with Aldent LLC dated January 14, 2013 (1)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Included as an exhibit to our registration statement on Form S-1 filed with the SEC on April 2, 2013.

(2)	Included as an exhibit to our current report on Form 8-K filed with the SEC on April 15, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2014	ALPHALA CORP.

	By:	/s/ Shaikh M. Shami
Shaikh M. Shami
President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Shaikh M. Shami	President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, Director	May 16, 2014
Shaikh M. Shami

