Form 10-K/A
period 2014-01-31
ALPHALA CORP.
filed 2014-05-28
CIK 1565220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $60,000 as of July 30, 2013

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 250,800,000 as of May 16, 2014

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

EXPLANATORY NOTE

This Amendment No. 1 to the annual report on Form 10-K of Alphala Corp. (“we”, “our”, “us”) for the year ended January 31, 2014 and filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2014 (the “Form 10-K”), is being filed for the purpose of including the reports of our current and former auditors that were omitted from the Form 10-K due to our inability to obtain the consent of our former auditors to include their report in the Form 10-K in a timely manner. It is also being filed for the purpose of including the fees of our former auditors in Item 14 that we were unable to obtain for the same reason.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

2

Item 8. Financial Statements and Supplementary Data

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

Audited Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

AUDITED FINANCIAL STATEMENTS

Balance Sheets at January 31, 2014 and 2013	F-3

Statements of Operations for the Year Ended January 31, 2014, the Period from February 9, 2012 (Inception) to January 31, 2013 and the Period from February 9, 2012 (Inception) to January 31, 2014	F-4

Statements of Changes in Stockholders’ Equity for the Period from February 9, 2012 (Inception) to January 31, 2014	F-5

Statements of Cash Flows for the Year Ended January 31, 2014, the Period from February 9, 2012 (Inception) to January 31, 2013 and the Period from February 9, 2012 (Inception) to January 31, 2014	F-6

Notes to Audited Financial Statements	F-7

3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Alphala Corp.

203 -29 Gervais Drive

Toronto, Ontario, Canada, M3C 1V9

We have audited the accompanying balance sheets of Alphala Corp. as of January 31, 2014 and the related statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of January 31, 2013 and for the period from February 9, 2012 (Inception) to January 31, 2013 were audited by another auditor who expressed an unqualified opinion on March 12, 2013. Our opinion, in so far as it relates to the period from February 9, 2012 (Inception) through January 31, 2013 is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alphala Corp. as of January 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered losses from operations since Inception (February 9, 2012) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado	/s/ Cutler & Co., LLC
May 15, 2014	Cutler & Co., LLC

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Alphala Corp.

Henderson, Nevada

I have audited the accompanying balance sheet of Alphala Corp. (a development stage company) as of January 31, 2013, and the related statements of operations, stockholders' equity and cash flows for the period from February 9, 2012 (inception) through January 31, 2013. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alphala Corp. as of January 31, 2013, and the results of its operations and its cash flows for the period from February 9, 2012 (inception) through January 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ronald R. Chadwick, P.C.
RONALD R. CHADWICK, P.C.

Aurora, Colorado

March 12, 2013

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

The Company has evaluated all other subsequent events through the date of issuance of these financial statements on May 15, 2014 and other than as disclosed above, the Company did not have any material recognizable subsequent events.

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

	Year Ended January 31, 2014 ($)	Year Ended January 31, 2013 ($)
Audit fees	8,500	-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	8,500	-

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

4

PART IV

Item 15. Exhibits

The following documents are filed as a part of this annual report.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation filed with the Nevada Secretary of State on February 9, 2012 (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on April 11, 2014 (2)

10.1	Sales Distribution Agreement with Aldent LLC dated January 14, 2013 (1)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Presentation Linkbase (3)

(1)	Included as an exhibit to our registration statement on Form S-1 filed with the SEC on April 2, 2013.

(2)	Included as an exhibit to our current report on Form 8-K filed with the SEC on April 15, 2014.

(3)	Included as an exhibit to our annual report on Form 10-K filed with the SEC on May 16, 2014.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 28, 2014	ALPHALA CORP.

	By:	/s/ Shaikh M. Shami
Shaikh M. Shami
President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Shaikh M. Shami	President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, Director	May 28, 2014
Shaikh M. Shami

6