Form 10-Q
period 2014-04-30
ALPHALA CORP.
filed 2014-06-20
CIK 1565220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSURS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 250,800,000 as of June 19, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

Condensed Financial Statements

(UNAUDITED)

1

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	April 30, 2014	January 31, 2014

ASSETS
Current Assets
Cash	$3,859	$3,919
Prepaid expenses	333	2,333
Income taxes receivable	264	264
Total current assets	4,456	6,516

Total assets	$4,456	$6,516

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Due to related party	$3,723	$-
Accounts payable	11,118	-
Total current liabilities	14,841	-

Total liabilities	14,841	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 750,000,000 shares authorized; 250,800,000 shares issued and outstanding	250,800	250,800
Additional paid-in-capital	(215,400)	(215,400)
Deficit accumulated during development stage	(45,785)	(28,884)
Total stockholders’ equity (deficit)	(10,385)	6,516

Total liabilities and stockholders’ equity (deficit)	$4,456	$6,516

The accompanying notes are an integral part of these condensed unaudited financial statements.

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended April 30, 2014		For the three months ended April 30, 2013		For the period from inception (February 9, 2012) to April 30, 2014
Revenues	$-		$-		$2,475

Operating expenses
General and administrative	16,901		7,249		48,260
Total operating expenses	16,901		7,249		48,260

Net loss	$(16,901)		$(7,249)		$(45,785)
Loss per share – Basic and Diluted	$(0.00	)*	$(0.00	)*
Weighted Average Shares-Basic and Diluted	250,800,000		250,800,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Number of common shares	Amount	Additional paid-in capital	Deficit accumulated during development stage	Total stockholders’ equity

Balance - February 9, 2012 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.001 per share	180,000,000	180,000	(174,000)	-	6,000

Common shares issued for cash at $0.01 per share	70,800,000	70,800	(47,200)	-	23,600

Net income for the period	-	-	-	1,408	1,408
Balance - January 31, 2013	250,800,000	$250,800	$(221,200)	$1,408	$31,008

Forgiveness of loan from shareholder	-	-	5,800	-	5,800

Net loss for the year	-	-	-	(30,292)	(30,292)
Balance - January 31, 2014	250,800,000	$250,800	$(215,400)	$(28,884)	$6,516

Net loss for the period	-	-	-	(16,901)	(16,901)
Balance – April 30, 2014	250,800,000	$250,800	$(215,400)	$(45,785)	$(10,385)

As retroactively restated for a 29 for one dividend declared on April 14, 2014.

The accompanying notes are an integral part of these condensed unaudited financial statements.

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended April 30, 2014	For the three months ended April 30, 2013	For the period from inception (February 9, 2012) to April 30, 2014
Operating Activities
Net loss	$(16,901)	$(7,249)	$(45,785)

Changes in non-cash working capital items:
Prepaid expenses	2,000	-	(333)
Income tax receivable	-	-	(264)
Due to related party	3,723	-	3,723
Accounts payable	11,118	-	11,118
Income tax payable	-	(264)	-
Net cash provided by (used in) operating activities	(60)	(7,513)	(31,541)

Investing Activities
Net cash provided by (used in) investing activities	-	-	-

Financing Activities
Proceeds from issuance of common stock	-	-	29,600
Proceeds from loan from shareholder	-	-	5,800
Net cash provided by financing activities	-	-	35,400

Change in cash	(60)	(7,513)	3,859

Cash at beginning of the period	3,919	31,560	-

Cash at end of the period	$3,859	$24,047	$3,859

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$264

Non-Cash Financing activities
Forgiveness of related party loan	$-	$-	$5,800

The accompanying notes are an integral part of these condensed unaudited financial statements.

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM
FEBRUARY 9, 2012 (INCEPTION) TO APRIL 30, 2014

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

ALPHALA CORP. (the “Company”) was incorporated under the laws of the State of Nevada on February 9, 2012 (Inception) and plans to commence operation in the distribution of teeth whitening products. The Company is in the development stage as defined under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities”. For the period from Inception on February 9, 2012 through April 30, 2014 the Company has accumulated losses of $45,785.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“U.S. GAAP”) and the instructions from Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s), and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period(s) are not necessarily indicative of operations for a full year.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2014 and January 31, 2014, the Company’s bank deposits did not exceed the insured amounts.

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued of outstanding during the three month periods ended April 30, 2014 or 2013.

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

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM
FEBRUARY 9, 2012 (INCEPTION) TO APRIL 30, 2014

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At April 30, 2014 and January 31, 2014, there were no unrecognized tax benefits.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three month periods ended April 30, 2014 and 2013.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the Company’s condensed financial statements.

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

The carrying amounts of financial assets and liabilities, such as cash, prepaid expenses, income taxes receivable, accounts payable and due to related party approximate their fair values because of the short maturity of these instruments.

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

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM
FEBRUARY 9, 2012 (INCEPTION) TO APRIL 30, 2014

(UNAUDITED)

NOTE 3 – GOING CONCERN

The accompanying condensed unaudited financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (February 9, 2012) resulting in an accumulated deficit of $45,785 as of April 30, 2014, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/ or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

As at April 30, 2014 and January 31, 2014, 250,800,000 shares of common stock were issued and outstanding.

Additional paid in Capital

From February 9, 2012 (Inception) through January 31, 2014, the Company’s former sole director and principal shareholder loaned the Company a total of $5,800 to pay for incorporation costs and operating expenses. The loan was non-interest bearing, due upon demand and unsecured. Effective January 31, 2014, the Company’s former sole director and principal shareholder forgave repayment of the $5,800 outstanding loan balance which was credited to additional paid in capital at that time.

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM
FEBRUARY 9, 2012 (INCEPTION) TO APRIL 30, 2014

(UNAUDITED)

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

From February 9, 2012 (inception) through January 31, 2014, the Company’s former sole director and principal shareholder loaned the Company a total of $5,800 to pay for incorporation costs and operating expenses. The loan was non-interest bearing, due upon demand and unsecured. Effective January 31, 2014, the Company’s former sole director and principal shareholder forgave repayment of the $5,800 outstanding loan balance which was credited to additional paid in capital at that time.

As at April 30, 2014, the Company owed $3,723 to its sole director and principal shareholder for expense reimbursements. The loan is non-interest bearing, unsecured and has no specific repayment terms.

NOTE 6 – INCOME TAXES

During the period from February 9, 2012 (Inception) through January 31, 2013, the Company recognized a taxable profit of $1,760, accrued a tax liability of $352 and paid $264 tax in respect of this liability during the twelve months ended January 31, 2014.

During the twelve months ended January 31, 2014, the Company incurred taxable losses of $30,644. $1,760 of these losses can be carried back to offset the $1,760 taxable profits arising in the period from February 9, 2012 (Inception) through January 31, 2013 and accordingly the Company is entitled to a refund of the $264 of tax paid in respect of this period and to recognize a full credit for the $352 tax liability provided for in the prior period. The remaining balance of $28,884 unrelieved tax losses are potentially available to offset taxable profits the Company may generate in the future.

During the three months ended April 30, 2014 the Company incurred further tax losses of $16,901 increasing the total available tax losses potentially available to offset taxable profits the Company may generate in the future to $45,785. The net operating loss carry forward will expire between 2033 and 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three month periods ended April 30, 2014 and 2013 as defined under ASC 740, “Accounting for Income Taxes”. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

ALPHALA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2014 AND 2013 AND THE PERIOD FROM
FEBRUARY 9, 2012 (INCEPTION) TO APRIL 30, 2014

(UNAUDITED)

NOTE 7 – SUBSEQUENT EVENT

On June 10, 2014, the Company entered into a non-binding letter of intent with FV Pharma Inc., a private Ontario, Canada corporation (“FV Pharma”), and all the holders of the Class B non-voting shares of FV Pharma (the “Shares”), pursuant to which the Company agreed to acquire 100% of the Shares from such holders in exchange for the allotment and issuance of 150,000,000 restricted shares of the Company’s common stock (the “Transaction”). The Transaction is expected to take the form of a share exchange with the result that FV Pharma will become a partially owned subsidiary of the Company, and is subject to certain closing conditions. FV Pharma has applied to Health Canada to become a licensed commercial producer of marijuana under the Government of Canada’s new Marihuana for Medical Purposes Regulations (the “MMPR”).

The Company has evaluated all other subsequent events through the date of issuance of the accompanying condensed unaudited financial statements on June 19, 2014 and other than as disclosed above, the Company did not have any material recognizable subsequent events.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements”, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by any forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations is based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements, including the notes thereto, that appear elsewhere in this quarterly report. The discussion of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

As used in this quarterly report, the terms “we”, “us” and “our” mean Alphala Corp. and all dollar amounts refer to U.S. dollars, unless otherwise indicated.

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

On June 10, 2014, we entered into a non-binding letter of intent (the “LOI”) with FV Pharma Inc., a private Ontario, Canada corporation (“FV Pharma”), and all the holders of the Class B non-voting shares of FV Pharma (the “Shares”), pursuant to which we agreed to acquire 100% of the Shares from such holders in exchange for the allotment and issuance of 150,000,000 restricted shares of our common stock (the “Transaction”). The Transaction is expected to take the form of a share exchange with the result that FV Pharma will become our partially owned subsidiary, and is subject to certain closing conditions, including the completion of satisfactory due diligence by the parties, the negotiation of satisfactory transaction documentation, the approval of the Transaction by the respective our sole director and the board of directors of FV Pharma and the delivery to us of audited financial statements of FV Pharma for its two most recent fiscal years.

The LOI also contemplates that upon the completion of the Transaction the management of FV Pharma will become our management and that we will change our name to more accurately reflect our new line of business.

FV Pharma has applied to Health Canada to become a licensed commercial producer of marijuana under the Government of Canada’s new Marihuana for Medical Purposes Regulations (the “MMPR”). The company’s application is in the personal security checks stage of the process, and an in-depth review verification of the application must still occur before Health Canada conducts a pre-license inspection of its proposed facility, located in Cobourg, Ontario. If successful, FV Pharma will receive a license to produce marijuana for medical purposes under the MMPR.

We cannot state with certainty whether we will successfully close the Transaction or achieve profitable operations. As of April 30, 2014 we had minimal assets and had generated limited revenues.

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

Results of Operations

Revenues

We did not generate any revenues during the three months ended April 30, 2014 or 2013. Since our inception on February 2, 2009 we have generated $2,475 in revenues, all of which was attributable to a single purchase and sale transaction with Aldent. Our ability to generate any revenues during the next 12 months is uncertain.

Expenses

During the three months ended April 30, 2014, we incurred $16,901 in operating expenses, all of which were general and administrative in nature. These included $13,933 in professional fees, $2,625 in transfer agent fees and $343 in miscellaneous expenses and interest and bank charges. During the same period in the prior year, we incurred $7,249 in operating expenses, all of which were general and administrative in nature. The increase in our operating expenses between the two years was primarily attributable to our transition from a private to a public company and our associated reporting requirements under applicable securities laws.

Net Loss

During the three months ended April 30, 2014, we incurred a net loss of $16,901, whereas during the same period in the prior year we incurred a net loss of $7,249 due to the factors described above.

Liquidity and Capital Resources

As of April 30, 2014, we had $3,859 in cash, $4,456 in total assets, $14,841 in total liabilities, a working capital deficit of $10,385 and an accumulated deficit of $45,785.

During the three months ended April 30, 2014, we used $60 in net cash on operating activities as we incurred a loss of $16,901, which was largely offset for cash flow purposes by an increase in our accounts payable of $11,118, an increase in the balance due to related party of $3,723 and a decrease in prepaid expenses of $2,000. During the same period in the prior year, we used $7,513 in net cash on operating activities, substantially all of which was attributable to our net loss for the period.

We did not generate or use any funds in investing activities during the three months ended April 30, 2014 or 2013.

We did not engage in any financing activities during either of the three month periods ended April 30, 2014 or 2013.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at April 30, 2014, we had a working capital deficit of $10,385 and an accumulated deficit of $45,785. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

Our ability to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue our operations and the attainment of profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Policies

Advertising Costs

Our policy regarding advertising is to expense advertising when incurred. We incurred advertising expense of $0 during the three months periods ended April 30, 2014 and 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this quarterly report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 19, 2014	ALPHALA CORP.

	By:	/s/ Shaikh M. Shami
Shaikh M. Shami
President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, Director

