Form 10-Q
period 2014-07-31
FV Pharma International Corp.
filed 2015-02-18
CIK 1565220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

Commission file number 333-187669

FV PHARMA INTERNATIONAL CORP.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSURS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 250,800,000 as of February 12, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FV PHARMA INTERNATIONAL CORP.

Condensed Financial Statements

(UNAUDITED)

1

FV PHARMA INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	July 31, 2014	January 31, 2014
	(unaudited)
ASSETS
Current Assets
Cash	$-	$3,919
Prepaid expenses	-	2,333
Income taxes receivable	264	264
Total current assets	264	6,516

Total assets	$264	$6,516

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Due to related party	$22,243	$-
Accounts payable	12,746	-
Total current liabilities	34,989	-

Total liabilities	34,989	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 750,000,000 shares authorized; 250,800,000 shares issued and outstanding	250,800	250,800
Additional paid-in-capital	(215,400)	(215,400)
Accumulated deficit	(70,125)	(28,884)
Total stockholders’ equity (deficit)	(34,725)	6,516

Total liabilities and stockholders’ equity (deficit)	$264	$6,516

The accompanying notes are an integral part of these condensed unaudited financial statements.

FV PHARMA INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended July 31, 2014		Three Months ended July 31, 2013		Six Months ended July 31, 2014		Six Months ended July 31, 2013
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Revenues	-		-		-		-
Operating expenses:
General and administrative	9,460		4,572		26,361		11,821
Legal fees	14,880				14,880
Total operating expenses	24,340		4,572		41,241		11,821

Net (loss)	(24,340)		(4,572)		(41,241)		(11,821)

Loss per share - Basic and Diluted	(0.00	)*	(0.00	)*	(0.00	)*	(0.00	)*

outstanding:
Weighted Average Shares - Basic and Diluted	250,800,000		8,360,000		250,800,000		8,360,000

* denotes a loss of less than $(0.01) per share

 The accompanying notes are an integral part of these condensed unaudited financial statements.

FV PHARMA INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended July 31, 2014	For the six months ended July 31, 2013
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(41,241)	$(11,821)

Changes in non-cash working capital items:
Prepaid expenses	2,333	(6,333)
Income tax receivable	-	-
Due to related party	22,243	-
Accounts payable	12,746	-
Income tax payable	-	(264)
Net cash provided by (used in) operating activities	(3,919)	(18,418)

Investing Activities
Net cash provided by (used in) investing activities	-	-

Financing Activities
Proceeds from issuance of common stock	-	-
Proceeds from loan from shareholder	-	-
Net cash provided by financing activities	-	-

Change in cash	(3,919)	(18,418)

Cash at beginning of the period	3,319	31,560

Cash at end of the period	$-	$13,142

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

FV PHARMA INTERNATIONAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

FV PHARMA INTERNATIONAL CORP. (the “Company”) was incorporated under the laws of the State of Nevada on February 9, 2012 (Inception) and plans to commence operation in the distribution of teeth whitening products. For the period from Inception on February 9, 2012 through July 31, 2014 the Company has accumulated losses of $70,125.

On July 10, 2014, Alphala Corp. (the “Company”) filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the State of Nevada to change its corporate name from “Alphala Corp” to “FV Pharma International Corp.” A copy of the Amendment was attached to the Report on Form 8-K as Exhibit 3.1 filed on August 12, 2014.

The Company informed the Financial Industry Regulatory Authority (“FINRA”) of such corporate name change and requested a symbol change from “ALPC” to “FVPI” corresponding to the corporate name change. On August 5, 2014, FINRA announced the corporate name change and symbol change and both corporate actions took effect on August 6, 2014.

On June 10, 2014, Alphala Corp. (the “Company”) entered into a non-binding letter of intent (the “LOI”) with FV Pharma Inc., a private Ontario, Canada corporation (“FV Pharma”), and all the holders of the Class B non-voting shares of FV Pharma (the “Shares”), pursuant to which the Company agreed to acquire 100% of the Shares from such holders in exchange for the allotment and issuance of 150,000,000 restricted shares of the Company’s common stock (the “Transaction”). The Transaction is expected to take the form of a share exchange with the result that FV Pharma will become a partially owned subsidiary of the Company, and is subject to certain closing conditions, including the completion of satisfactory due diligence by the parties, the negotiation of satisfactory transaction documentation, the approval of the Transaction by the respective boards of directors of FV Pharma and the Company and the delivery to the Company of audited financial statements of FV Pharma for its two most recent fiscal years.

The LOI also contemplates that upon the completion of the Transaction the management of FV Pharma will become the management of the Company and that the Company will change its name to more accurately reflect its new line of business.

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

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2014 and January 31, 2014, the Company’s bank deposits did not exceed the insured amounts.

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued of outstanding during the three month periods ended July 31, 2014 or 2013.

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

FV PHARMA INTERNATIONAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At July 31, 2014 and January 31, 2014, there were no unrecognized tax benefits.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three month periods ended July 31, 2014 and 2013.

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

FV PHARMA INTERNATIONAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – GOING CONCERN

The accompanying condensed unaudited financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (February 9, 2012) resulting in an accumulated deficit of $70,125 as of July 31, 2014, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

FV PHARMA INTERNATIONAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

(UNAUDITED)

NOTE 4 – COMMON STOCK (continued)

As at July 31, 2014 and January 31, 2014, 250,800,000 shares of common stock were issued and outstanding.

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

As at July 31, 2014, the Company owed $22,243 to its sole director and principal shareholder for expense reimbursements. The loan is non-interest bearing, unsecured and has no specific repayment terms.

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

During the three months ended July 31, 2014 the Company incurred further tax losses of $24,340 increasing the total available tax losses potentially available to offset taxable profits the Company may generate in the future to $70,125. The net operating loss carry forward will expire between 2033 and 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

FV PHARMA INTERNATIONAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

(UNAUDITED)

NOTE 6 – INCOME TAXES (continued)

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three month periods ended July 31, 2014 and 2013 as defined under ASC 740, “Accounting for Income Taxes”. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

NOTE 7 – SUBSEQUENT EVENT

The Company has evaluated all subsequent events through the date of issuance of the accompanying condensed unaudited financial statements and the Company does not have any material recognizable subsequent events.

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

As used in this quarterly report, the terms “we”, “us” and “our” mean FV Pharma International Corp. and all dollar amounts refer to U.S. dollars, unless otherwise indicated.

Overview

We were incorporated under the laws of the State of Nevada on February 9, 2012 with plans to engage in the distribution of teeth whitening strips in Latvia. Our registration statement on Form S-1 was declared effective by the Securities and Exchange Commission on June 14, 2013. To date, our business operations have been primarily limited to the development of a business plan, the completion of private placements for the offer and sale of our common stock and the signing of the sales distribution agreement with Aldent LLC, a private Latvian company (“Aldent”), dated January 14, 2013 (the “Sales Distribution Agreement”). On January 23, 2013 we filled Aldent’s first orders and recognized $2,475 in gross profit from the sale transaction.

On June 10, 2014, Alphala Corp. (the “Company”) entered into a non-binding letter of intent (the “LOI”) with FV Pharma Inc., a private Ontario, Canada corporation (“FV Pharma”), and all the holders of the Class B non-voting shares of FV Pharma (the “Shares”), pursuant to which the Company agreed to acquire 100% of the Shares from such holders in exchange for the allotment and issuance of 150,000,000 restricted shares of the Company’s common stock (the “Transaction”). The Transaction is expected to take the form of a share exchange with the result that FV Pharma will become a partially owned subsidiary of the Company, and is subject to certain closing conditions, including the completion of satisfactory due diligence by the parties, the negotiation of satisfactory transaction documentation, the approval of the Transaction by the respective boards of directors of FV Pharma and the Company and the delivery to the Company of audited financial statements of FV Pharma for its two most recent fiscal years.

The LOI also contemplates that upon the completion of the Transaction the management of FV Pharma will become the management of the Company and that the Company will change its name to more accurately reflect its new line of business.

We cannot state with certainty whether we will successfully close the Transaction or achieve profitable operations. As of July 31, 2014 we had minimal assets and had generated limited revenues.

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

Results of Operations

Revenues

We did not generate any revenues during the three months ended July 31, 2014 or 2013. Since our inception on February 2, 2009 we have generated $2,475 in revenues, all of which was attributable to a single purchase and sale transaction with Aldent. Our ability to generate any revenues during the next 12 months is uncertain.

Expenses

During the three months ended July 31, 2014, we incurred $24,340 in operating expenses, all of which were general and administrative in nature. These included $18,130 in professional fees, $3,626 in transfer agent fees and $2,584 in miscellaneous expenses and interest and bank charges. During the same period in the prior year, we incurred $4,572 in operating expenses, all of which were general and administrative in nature. The increase in our operating expenses between the two years was primarily attributable to our transition from a private to a public company and our associated reporting requirements under applicable securities laws.

Net Loss

During the three months ended July 31, 2014, we incurred a net loss of $24,340, whereas during the same period in the prior year we incurred a net loss of $4,572 due to the factors described above.

Six Month Period Ended July 31, 2013 Compared to the Six Month Period Ended July 31, 2014.

Our net loss for the six month period ended July 31, 2014 was $41,241 compared to a net loss of $11,821 during the six month period ended July 31, 2013. During the six month period ended July 31, 2014 and 2013, we did not generate any revenue.  ..

During the six month period ended July 31, 2014, we incurred general and administrative expenses of $41,241 compared to $$11,821 incurred during the six month period ended July 31, 2013. General and administrative expenses incurred during the six month period ended July 31, 2014 were related to legal, accounting and developmental costs.

The weighted average number of shares outstanding was 250,800,000 for the six month period ended July 31, 2014.

Liquidity and Capital Resources

As of July 31, 2014, we had $0 in cash, $264 in total assets, $34,989 in total liabilities, a working capital deficit of $34,725.

During the three months ended July 31, 2014, we used $3,859 in net cash on operating activities as we incurred a loss of $24,340, which was largely offset for cash flow purposes by an increase in our accounts payable of $1,628, an increase in the balance due to related party of $18,250 and a decrease in prepaid expenses of $333. During the same period in the prior year, we used $7,513 in net cash on operating activities, substantially all of which was attributable to our net loss for the period.

We did not generate or use any funds in investing activities during the six months ended July 31, 2014 or 2013.

We did not engage in any financing activities during either of the six month periods ended July 31, 2014 or 2013.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at July 31, 2014, we had a working capital deficit of $34,725 and an accumulated deficit of $70,125. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

Our ability to obtain additional financing to continue our operations and the attainment of profitable operations are factors that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

In June 2014, the FASB issued ASU No. 2014-10, which amended Accounting Standards Codification (ASC) Topic 915 Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

This amendment is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has made the election to early adopt this amendment effective June 30, 2014 and, as a result, the Company is no longer presenting or disclosing the information previously required under Topic 915. The early adoption was made to reduce data maintenance by removing all incremental financial reporting requirements for development stage entities. The adoption of this amendment alters the disclosure requirements of the Company, but it does not have any material impact on the Company’s financial position or results of operations for the current or any prior reporting periods.

Advertising Costs

Our policy regarding advertising is to expense advertising when incurred. We incurred advertising expense of $0 during the three months periods ended July 31, 2014 and 2013.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this quarterly report.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation filed with the Nevada Secretary of State on February 9, 2012 (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on April 11, 2014 (2)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on July 10, 2014 (3)

10.1	Sales Distribution Agreement with Aldent LLC dated January 14, 2013 (1)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Included as an exhibit to our registration statement on Form S-1 filed with the SEC on April 2, 2013.

(2)	Included as an exhibit to our current report on Form 8-K filed with the SEC on April 15, 2014.

(3)	Included as an exhibit to our current report on Form 8-K filed with the SEC on July 10, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2015	FV PHARMA INTERNATIONAL CORP.

	By:	/s/ Shaikh M. Shami
Shaikh M. Shami

President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, Director

