Form 10-Q
period 2014-10-31
FV Pharma International Corp.
filed 2015-02-18
CIK 1565220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FV PHARMA INTERNATIONAL CORP.

Condensed Financial Statements

(UNAUDITED)

1

PART I .FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

FV PHARMA INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	October 31, 2014	January 31, 2014
	(unaudited)
ASSETS
Current Assets
Cash	$-	$3,919
Prepaid expenses	-	2,333
Income taxes receivable	264	264
Total current assets	264	6,516

Total assets	$264	$6,516

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Due to related party	$25,243	$-
Accounts payable	10,965	-
Total current liabilities	36,208	-

Total liabilities	36,208	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 750,000,000 shares authorized; 250,800,000 shares issued and outstanding	250,800	250,800
Additional paid-in-capital	(215,400)	(215,400)
Accumulated deficit	(71,344)	(28,884)
Total stockholders’ equity (deficit)	(35,944)	6,516

Total liabilities and stockholders’ equity (deficit)	$264	$6,516

The accompanying notes are an integral part of these condensed unaudited financial statements.

FV PHARMA INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended October 31, 2014	Three months ended October 31, 2013	Nine months ended October 31, 2014	Nine months ended October 2013
Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	1,219	14,662	42,460	26,483

Total operating expenses	1,219	14,662	42,460	26,483

Net income (loss) from operations	(1,219)	(14,662)	(42,460)	(26,483)
Provision for income taxes	-	-	-	-

Net income (loss)	$(1,219)	$(14,662)	$(42,460)	$(26,483)
Loss per share – Basic and Diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted Average Shares-Basic and Diluted	250,800,000	8,360,000	250,800,000	8,360,000

 ‘* denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these financial statements.

FV PHARMA INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended October 31, 2014	Nine months ended October 31, 2013
Operating Activities
Net income (loss)	$(42,460)	$(26,483)
Changes in Operating Assets and Liabilities: Prepaid Expenses	2,333	(4,333)
Income tax payable	-	(264)
Accounts payable	10,965
Related party payable	25,243
Net cash used in operating activities	(3,919)	(31,080)

Investing Activities	-	-

Financing Activities
Proceeds from issuance of common stock	-
Proceeds from loan from related party	-	2,000
Net cash provided by financing activities	-	2,000

Net increase (decrease) in cash	(3,919)	(29,080)

Cash at beginning of the period	3,919	31,560

Cash at end of the period	$-	$2,480
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

FV PHARMA INTERNATIONAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

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

On June 10, 2014, Alphala Corp. (the “Company”) entered into a non-binding letter of intent (the “LOI”) with FV Pharma Inc., a private Ontario, Canada corporation (“FV Pharma”), and all the holders of the Class B non-voting shares of FV Pharma (the “Shares”), pursuant to which the Company agreed to acquire 100% of the Shares from such holders in exchange for the allotment and issuance of 150,000,000 restricted shares of the Company’s common stock (the “Transaction”). The Transaction is expected to take the form of a share exchange with the result that FV Pharma will become a partially owned subsidiary of the Company, and is subject to certain closing conditions, including the completion of satisfactory due diligence by the parties, the negotiation of satisfactory transaction documentation, the approval of the Transaction by the respective boards of directors of FV Pharma and the Company and the delivery to the Company of audited financial statements of FV Pharma for its two most recent fiscal years. The LOI was terminated on August 25, 2014 because the letter was not executed.

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

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2014 and January 31, 2014, the Company’s bank deposits did not exceed the insured amounts.

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued of outstanding during the three month periods ended October 31, 2014 or 2013.

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

OCTOBER 31, 2014

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At October 31, 2014 and January 31, 2014, there were no unrecognized tax benefits.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three month periods ended October 31, 2014 and 2013.

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

OCTOBER 31, 2014

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

NOTE 3 – GOING CONCERN

The accompanying condensed unaudited financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (February 9, 2012) resulting in an accumulated deficit of $71,344 as of October 31, 2014, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

FV PHARMA INTERNATIONAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

(UNAUDITED)

NOTE 4 – COMMON STOCK (continued)

As at October 31, 2014 and January 31, 2014, 250,800,000 shares of common stock were issued and outstanding.

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

As at October 31, 2014, the Company owed $25,243 to its sole director and principal shareholder for expense reimbursements. The loan is non-interest bearing, unsecured and has no specific repayment terms.

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

During the nine months ended October 31, 2014 the Company incurred further tax losses of $42,460 increasing the total available tax losses potentially available to offset taxable profits the Company may generate in the future to $71,344. The net operating loss carry forward will expire between 2033 and 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

FV PHARMA INTERNATIONAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three month periods ended October 31, 2014 and 2013 as defined under ASC 740, “Accounting for Income Taxes”. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

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

On June 10, 2014, Alphala Corp. (the “Company”) entered into a non-binding letter of intent (the “LOI”) with FV Pharma Inc., a private Ontario, Canada corporation (“FV Pharma”), and all the holders of the Class B non-voting shares of FV Pharma (the “Shares”), pursuant to which the Company agreed to acquire 100% of the Shares from such holders in exchange for the allotment and issuance of 150,000,000 restricted shares of the Company’s common stock (the “Transaction”). The Transaction is expected to take the form of a share exchange with the result that FV Pharma will become a partially owned subsidiary of the Company, and is subject to certain closing conditions, including the completion of satisfactory due diligence by the parties, the negotiation of satisfactory transaction documentation, the approval of the Transaction by the respective boards of directors of FV Pharma and the Company and the delivery to the Company of audited financial statements of FV Pharma for its two most recent fiscal years. The LOI was terminated on August 25, 2014 because the letter was not executed.

We cannot state with certainty whether we will successfully close the Transaction or achieve profitable operations. As of October 31, 2014 we had minimal assets and had generated limited revenues.

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

Results of Operations

Revenues

We did not generate any revenues during the three months ended October 31, 2014 or 2013. Since our inception on February 2, 2009 we have generated $2,475 in revenues, all of which was attributable to a single purchase and sale transaction with Aldent. Our ability to generate any revenues during the next 12 months is uncertain.

Expenses

During the three months ended October 31, 2014, we incurred $1,219 in operating expenses, all of which were general and administrative in nature. During the same period in the prior year, we incurred $14,662 in operating expenses, all of which were general and administrative in nature. The increase in our operating expenses between the two years was primarily attributable to our transition from a private to a public company and our associated reporting requirements under applicable securities laws.

Net Loss

During the three months ended October 31, 2014, we incurred a net loss of $1,219, whereas during the same period in the prior year we incurred a net loss of $14,662 due to the factors described above.

Nine Month Period Ended October 31, 2013 Compared to the Nine Month Period Ended October 31, 2014.

Our net loss for the nine month period ended October 31, 2014 was $42,460 compared to a net loss of $26,483 during the nine month period ended October 31, 2013. During the nine month period ended October 31, 2014 and 2013, we did not generate any revenue.

During the nine month period ended October 31, 2014, we incurred general and administrative expenses of $42,460 compared to $26,483 incurred during the nine month period ended October 31, 2013. General and administrative expenses incurred during the six month period ended October 31, 2014 were related to legal, accounting and developmental costs.

The weighted average number of shares outstanding was 250,800,000 for the nine month period ended October 31, 2014.

Liquidity and Capital Resources

As of October 31, 2014, we had $0 in cash, $264 in total assets, $36,208 in total liabilities, a working capital deficit of $35,944 and an accumulated deficit of $71,344.

During the three months ended October 31, 2014, we incurred $1,219 in operating expenses which resulted in an increase in the balance due to related party of $3,000 and a net decrease in accounts payable of 1,781. During the same period in the prior year, we used $14,662 in net cash on operating activities, substantially all of which was attributable to our net loss for the period.

During the nine months ended October 31, 2014, we incurred $42,460 in operating expenses. During the same period in the prior year, we used $26,483 in net cash on operating activities, substantially all of which was attributable to our net loss for the period.

We did not generate or use any funds in investing activities during the nine months ended October 31, 2014 or 2013.

We did not engage in any financing activities during either of the nine month periods ended October 31, 2014 or 2013.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates, among other things, that we will continue to realize our assets and satisfy our liabilities in the normal course of business. As at October 31, 2014, we had a working capital deficit of $35,944 and an accumulated deficit of $71,344. We intend to fund our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next 12 months.

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

Advertising Costs

Our policy regarding advertising is to expense advertising when incurred. We incurred advertising expense of $0 during the three months periods ended October 31, 2014 and 2013.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

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

